Form 10-K
period 2011-03-31
Corridor Ventures II Acquisition Corp.
filed 2011-06-29
CIK 1498398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-54084

CORRIDOR VENTURES II ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3183764
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Room 1908, Building A, PINGAN IFC No.3 Xinyuan South Rd. Chaoyang District, Beijing, 100027, P.R.China
(Address of principal executive offices)

+(86) 10-8591-1129
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [  ]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [X]    No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

There were a total of 2,000,000 shares of the registrant’s common stock outstanding as of June 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CORRIDOR VENTURES II ACQUISITION CORP.

Annual Report on FORM 10-K
For the Fiscal Year Ended March 31, 2011

Special Note Regarding Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These uncertainties and other factor include, but are not limited to: our ability to locate a business opportunity for merger; the terms of our acquisition of or participation in a business opportunity; and the operating and financial performance of any business combination with us.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements, and the reader is advised to consult any further disclosures made on related subjects in our future SEC filings.

PART I

ITEM 1.	BUSINESS.

Overview

Corridor Ventures II Acquisition Corp. was incorporated on February 22, 2010 as a Nevada corporation. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination. We have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company. We selected March 31 as our fiscal year end.

Recent Sale of Controlling Interest

On March 14, 2011, the Company entered into and closed a securities purchase agreement between the Company, Corridor Ventures, LLC and Asia Junwei Finance Capital Group Company Limited, or Asia Junwei Group, pursuant to which, Corridor Ventures LLC, who at the time of the transaction was our sole stockholder, sold an aggregate of 1,950,000 shares of the Company’s common stock, par value, $0.001, to Asia Junwei Group for an aggregate purchase price of $10,000. This transaction resulted in a change of control of the company whereby Asia Junwei Group acquired 97.5% of our outstanding common stock and Corridor Ventures owns the remaining 2.5% of our outstanding common stock.

In connection with this change of control, David K. Waldman resigned from his positions as Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary, effective immediately, and from his position as the Company’s sole director, effective March 24, 2011. On the same day, Yang Lin was appointed as our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and director. He became the sole director of the Company on March 24, 2011.

Business of Issuer

Based upon our proposed business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission, or the SEC, defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Yang Lin, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and sole director. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

  Potential for growth, indicated by new technology, anticipated market expansion or new products;

  Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

  Strength and diversity of management, either in place or scheduled for recruitment;

  Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

  The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

  The extent to which the business opportunity can be advanced;

  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

  Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires and those of the promoters of the opportunity, and our relative negotiating strength compared to that of such promoters.

We plan to search for viable business combination targets by leveraging the contacts of Yang Lin, our sole officer and director. Mr. Yang served as an executive director at Junwei Financial Group, or Junwei Financial, since 2007. Junwei Financial is a financial services firm based in Beijing, China. Junwei Financial provides financial advisory services to China based companies that desire to go public and access capital in the U.S. Prior to joining Junwei Financial, Mr. Yang held various positions in the financial industry since 1996. Through Mr. Yang’s employment with Junwei Financial, Mr. Yang has access to companies in China that may desire to access capital in the U.S. and become public reporting companies in the U.S. Mr. Yang also has access to attorneys, accountants, audit firms, investment banks, financial advisors, business brokers and others who could help us identify viable acquisition targets as a result of his position at Junwei Financial. Mr. Yang will reach out to these professionals to help identify acquisition targets for us.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock, par value $.001 per share, or the Common Stock, or other of our securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, or the Code, depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our stockholders will likely not have control of a majority of our voting securities following a reorganization transaction. As part of such a transaction, our directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of our outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

Unless required by applicable law or regulation, we do not intend to supply disclosure to shareholders concerning a target company and its business. However, if a proposed transaction involving a change of control of our company is undertaken, then we will file and provide to shareholders a Schedule 14f-1, as required, which will include, among other things, information concerning the target company. Furthermore, we will file a current report on Form 8-K, as required, within four business days of the consummation of a transaction pursuant to which, our company ceases to be a shell company. This Form 8-K will include complete disclosure of the target company, including "Form 10" information regarding the target company and audited financial statements.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.	RISK FACTORS.

Smaller reporting companies are not required to provide the information requested by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

There are presently no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. We have not registered our common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are no outstanding securities which are convertible into or exchangeable for shares of our common stock. All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, we may require the holder to provide to us an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act of 1933.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

  the issuer of the securities that was formerly a shell company has ceased to be a shell company;

  the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

  the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

  at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a business combination, such sales may adversely affect the price for the sale of the Company’s common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Holders.

As of March 31, 2011, there were two holders of record of our common stock. There is an aggregate of 2,000,000 shares of our Common Stock issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Transfer Agent

We do not currently utilize a transfer agent. We act as our own transfer agent and registrar with respect to our stock certificates and corporate records. We may retain the services of a transfer agent in the future.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We do not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to filing Exchange Act reports and investigating, analyzing and consummating an acquisition. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations following a reverse merger transaction and, before such time, to obtain loans or other financing from our sole officer and director, Yang Lin, our controlling stockholder, Asia Junwei Group, one of its or Mr. Yang’s affiliates, or from third parties. We have not identified any third parties that may be willing to make us loans or provide us with other financing and we believe that it is unlikely that we will be able to identify third parties willing to make loans to us or provide us with other financing at any time prior to a reverse merger transaction with an operating company. We have no identified source of liquidity that can pay for these costs that we expect to incur during the next 12 months other than funds that may be loaned to us or invested in us by Mr. Yang or his affiliates. Mr. Yang has indicated that he intends to pay for the expenses necessary for us to operate, including the expenses necessary to file reports with the SEC and to seek out an acquisition target, until we consummate a business combination. Although Mr. Yang has made such indication, he is not legally committed to make any further loan or investment to us and if he were to stop making loans or investments in amounts necessary to cover our expenses, we would have no other known source of liquidity and would likely have to wind down all operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2011 and 2010 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, Mr. Yang Lin, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Yang concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

During the fourth quarter of fiscal year ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions Held
Yang Lin	36	Chief Executive Officer, President, Chief Financial Officer, Treasurer Secretary, and Sole Director

Yang Lin. Mr. Yang served as an executive director at Junwei Financial since 2007. Junwei Financial is a financial services firm based in Beijing, China. Junwei Financial provides financial advisory services to China based companies that desire to go public and access capital in the U.S. Prior to joining Junwei Financial, Mr. Yang held various positions in the financial industry since 1996. Mr. Yang is the sole director of Corridor Ventures I Acquisition Corp., a blank check company. Except as specified above, Mr. Yang does not serve as a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

The Company has no employees other than its sole officer.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

  Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

  Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. Our board of directors has determined that we do not have at least one “audit committee financial expert.” We have only limited operations at this time. If our operations become more significant in the future, we may seek to recruit an audit committee financial expert.

Prior Blank Check Company Experience

As indicated below, our management also serves as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information

Corridor Ventures I Acquisition Corp.	August 13, 2010	Pending.	000-54084 .	None.	Yang Lin serves as the Chief Executive Officer, President, Chief Financial Officer, Secretary and sole director.

Corridor Ventures I Acquisition Corp. is a blank check company and the business purpose of Corridor Ventures I Acquisition Corp. is identical to our business purpose. Mr. Yang has discretion to present a business opportunity that could be in the best interest of our company to Corridor Ventures I Acquisition Corp. or any other company in which he has an interest and we have not established any mechanism or agreement regarding the allocation of such business opportunities.

Code of Ethics

We do not currently have a code of ethics.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Board Meetings and Annual Meeting

During fiscal year ended March 31, 2011, our Board of Directors did not meet. We did not hold an annual meeting in 2010.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. We envision that in the future if we form such committees, the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee would be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

We do not have a charter governing the nominating process. The members of our Board of Directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

Currently, our Chief Executive Officer is also our Chairman. The Board of Directors believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company. In making this determination, the Board of Directors considered, among other matters, Mr. Yang’s experience in business development and felt that his experience, knowledge, and personality allowed him to serve ably as both Chairman and Chief Executive Officer. Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board of Directors is that such structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

Our Board of Directors is responsible for overseeing the overall risk management process at the Company. Risk management is considered a strategic activity within the Company and responsibility for managing risk rests with executive management while the Board of Directors participates in the oversight of the process. The oversight responsibility of our Board of Directors is enabled by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks.

Stockholder and Interested Party Communications

Our Board of Directors does not currently provide a process for stockholders or other interested parties to send communications to our Board of Directors because our management believes that until this point it has been premature to develop such processes given the limited liquidity of our Common Stock. However, our new management may establish a process for stockholder and interested party communications in the future.

Director Qualifications

Below is a summary of the qualifications, attributes, skills and experience of each of our directors that led us to the conclusion that such director should serve as a director of our Company, in light of our business and structure.

Mr. Yang Lin
      •       Leadership and Management experience – has been the Executive Director of Junwei Financial since 2007

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities which are registered pursuant to Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended March 31, 2011, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

Except for 1,000,000 shares of restricted common stock that we issued to our former Chief Executive Officer on February 22, 2010 (inception), no officer or director has received any compensation from us since the inception of the Company. Until we acquire additional capital, it is not anticipated that any officer or director will receive additional compensation from us other than reimbursement for out-of-pocket expenses incurred on behalf of us. Our officers and directors intend to devote very limited time to our affairs.

We have no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

There were no grants of any plan based awards for the period from inception (February 22, 2010) through March 31, 2011. Except for 1,000,000 shares of restricted common stock that we issued to our former Chief Executive Officer on February 22, 2010 (inception), which was not issued under a plan, there are no outstanding equity awards at March 31, 2011. No options were exercised or vested for the period from inception (February 22, 2010) through March 31, 2010. There is no Non Qualified Deferred Compensation Plan.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

We do not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that we complete a reverse merger or business combination.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the period from inception (February 22, 2010) through March 31, 2011. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (c)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yang Lin (a) Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary	2010	$0	$0	$0	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0	$0	$0	$0

David K. Waldman (b), Former Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary	2010	$0	$0	$1,000	$0	$0	$0	$0	$1,000
	2011	$0	$0	$0	$0	$0	$0	$0	$0

(a)   Mr. Yang became our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and a director on March 14, 2011.

(b)   David K. Waldman was Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of our company from our inception, February 22, 2010, until March 14, 2011, when he resigned from these positions. Mr. Waldman was our director from inception, February 22, 2011, until March 24, 2011 when his resignation as a director became effective.

(c)   On February 22, 2010 (inception), we issued 1,000,000 restricted shares of our common stock to Corridor Ventures, LLC, a limited liability company controlled by David K. Waldman. Such shares were issued in exchange for the formation of the Company, incorporation services in the State of Nevada and developing our business concept and plan. All of the 1,000,000 shares issued for services were considered issued at the value of service rendered and we expensed $1,000 for the period from inception (February 22, 2010) through March 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our Common Stock as of May 29, 2011 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

		Amount and Nature		Percent of Class
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership (1)(2)		(%)(3)
Common Stock	Yang Lin	1,950,000	(1)	97.5%
Common Stock	Asia Junwei Group	1,950,000	(2)	97.5%
Common Stock	Jian Wu	1,950,000	(3)	97.5%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Asia Junwei Group is the direct owner of 1,950,000 shares of the Company’s Common Stock. Yang Lin is the sole officer and director of Asia Junwei Group and deemed to be the beneficial owner of the 1,950,000 shares of common stock held by Asia Junwei Group. Jian Wu is the sole shareholder of Asia Junwei Group and also deemed to be the beneficial owner of the 1,950,000 shares of common stock held by Asia Junwei Group.

(3)	Based on 2,000,000 shares of Common Stock issued and outstanding.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Parties

We did not engage in any transactions since the beginning of our 2011 fiscal year, and do not propose to currently engage in any transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Parents of the Company

Asia Junwei Group owns 97.5% of our outstanding common stock.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Audit fees(1)	$3,000	$--
Audit-related fees(2)	--	--
Tax fees	--	--
All other fees	--	--

Total	$3,000	$--

(1)	“Audit Fees” consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by EFP Rotenberg LLP for our consolidated financial statements as of and for the year ended March 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of Corridor Ventures II Acquisition Corp. [Incorporated by reference to Exhibit 3.1 of the Form 10 of the Company filed on August 13, 2010.]
3.2	Bylaws of Corridor Ventures II Acquisition Corp. [Incorporated by reference to Exhibit 3.2 of the Form 10 of the Company filed on August 13, 2010.]
21	Subsidiaries of the registrant*
31	Certifications of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

17

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 29, 2011

CORRIDOR VENTURES II ACQUISITION CORP.

By:	/s/Yang Lin
Yang Lin
Chief Executive Officer, Chief Financial Officer and
Director
(Principal Executive Officer and Principal
Accounting Officer)

CORRIDOR VENTURES II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Corridor Ventures II Acquistion Corp.

We have audited the accompanying balance sheets of Corridor Ventures II Acquisition Corp. as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for year ended March 31, 2011 and for the period from date of inception (February 22, 2010) through March 31, 2010 and the period of inception (February 22, 2010) through March 31, 2011. Corridor Ventures II Acquisition Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corridor Ventures II Acquisition Corp. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for year ended March 31, 2011 and for the period from date of inception (February 22, 2010) through March 31, 2010 and the period of inception (February 22, 2010) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
June 29, 2011

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
ASSETS	2011	2010
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a stockholder	$2,837	$750

Total Current Liabilities	2,837	750

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding March 31, 2011 and 2010	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 2,000,000 issued and outstanding March 31, 2011 and 2010	2,000	2,000
Stock subscription receivable	-	(1,000)
Deficit accumulated during development stage	(4,837)	(1,750)

Total Stockholders’ Deficit	(2,837)	(750)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to financial statements.

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		February 22,	February 22,
	For The Year	2010 (inception)	2010 (inception)
	Ended March	through March	through March
	31, 2011	31, 2011	31, 2010
Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Organization and related expenses	3,087	4,837	1,750

Total General & Administrative Expenses	3,087	4,837	1,750

Net Loss	$(3,087)	$(4,837)	$(1,750)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements.

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
						Accumulated
				Additional		During	Total
				Paid-in	Subscription	Development	Stockholders’
	Shares	Amount		Capital	Receivable	Stage	deficit

Issue of common stock for services on February 22, 2010 (inception)	1,000,000	$1,000	$	- $	-	$-	$1,000
Shares issued for stock subscription receivable	1,000,000	1,000		-	(1,000)	-	-
Net loss	-	-		-	-	(1,750)	(1,750)

Balances, March 31, 2010	2,000,000	$2,000		- $	(1,000)	$(1,750)	$(750)
Stock subscription received	-	-		-	1,000	-	1,000
Net loss	-	-		-	-	(3,087)	(3,087)

Balances, March 31, 2011	2,000,000	$2,000	$	- $	-	$(4,837)	$(4,837)

See accompanying notes to financial statements.

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the period	For the period
	For The Year	from February	from February 22
	Ended March	22 (inception) to	(inception) to
	31, 2011	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(3,087)	$(4,837)	$(1,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Services for stock-related party	-	1,000	1,000

Change in Assets and Liabilities:
Increase in accrued expense
Net cash used in operating activities	(3,087)	(3,837)	(750)

Cash flows from financing activities:
Advance from a stockholder	3,087	3,837	750
			750
Net cash flows provided by financing activities	3,087	3,837	-

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to founder for services rendered	$-	$1,000	$1,000
Stock subscription received through reduction of amount due to a stockholder	$1,000	$1,000	$-

See accompanying notes to financial statements.

CORRIDOR VENTURES I I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH MARCH
31, 2011

Note 1- Organization and Description of Business

Corridor Ventures II Acquisition Corp. (the “Company”), a Nevada “blank check” Company, was incorporated on February 22, 2010. The Company intends to seek a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company currently has no operations.

On March 14, 2011, Corridor Ventures II Acquisition Corp. (the "Company") entered into and closed a securities purchase agreement (the "Purchase Agreement") between the Company, Corridor Ventures, LLC ("Seller") and Asia Junwei Finance Capital Group Company Limited (“Buyer”), pursuant to which, the Seller sold an aggregate of 1,950,000 shares of the Company’s common stock par value, $0.001, to the Buyer for an aggregate purchase price of $10,000.

Note 2 - Summary of Significant Accounting Policies

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

CORRIDOR VENTURES I I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH MARCH
31, 2011

Note 2 - Summary of Significant Accounting Policies - continued

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

Subscriptions Receivable

At March 31, 2011 and 2010, the Company had subscriptions receivable of $0 and $1,000 for the purchase of 1,000,000 of its common stock, respectively.

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260, “Earnings Per Share”. At March 31, 2011 and 2010, the Company did not have any stock equivalents.

CORRIDOR VENTURES I I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH MARCH
31, 2011

Note 3 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 4 – Going Concern

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

Note 5 – Income Taxes

For the period ended March 31, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,837 at March 31, 2011, and will expire in the year 2031. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	March 31,	March 31,
	2011	2010
Net operating loss carryover	$1,644	$595
Valuation allowance	(1,644)	(595)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

CORRIDOR VENTURES I I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH MARCH
31, 2011

Note 5 – Income Taxes – Continued

The provision for income taxes consists of the following:

	For The Year Ended March 31, 2011	For the period from February 22 (inception) through March 31, 2011	For the period from February 22 (inception) through March 31, 2010

- Current tax	$-	$-	$-
- Change in deferred tax asset	1,049	1,644	595
- Change in valuation allowance	(1,049)	(1,644)	(595)
	$-	$-	$-

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through March 31, 2011 by the Company.

For the year ended March 31, 2011, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of March 31, 2011, the Company did not accrue any interest and penalties.

Note 6 – Stockholders’ Deficit

The Company’s Articles of Incorporation authorize 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value Preferred stock. On February 22, 2010, the Company issued 1,000,000 shares of its Common Stock to the Company’s sole director, President, Treasurer and Secretary and Incorporator, in exchange for services rendered to form and incorporate the Company and develop its business plan and format. The Company valued these shares at the value of services rendered and recorded $1,000 of organizational expenses. On February 22, 2010 the Company issued 1,000,000 shares of its common stock to the Company’s President, Secretary and Treasurer in exchange for a $1,000 stock subscription receivable. The Company sold the shares at $0.001, the par value of the common stock. Stock subscription receivable is $0 and $1,000 as of March 31, 2011 and 2010, respectively.

CORRIDOR VENTURES I I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH MARCH
31, 2011

Note 7 – Amount due to a Stockholder

The amounts due are unsecured, non-interest bearing, and due on demand.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of Corridor Ventures II Acquisition Corp. [Incorporated by reference to Exhibit 3.1 of the Form 10 of the Company filed on August 13, 2010.]
3.2	Bylaws of Corridor Ventures II Acquisition Corp. [Incorporated by reference to Exhibit 3.2 of the Form 10 of the Company filed on August 13, 2010.]
21	Subsidiaries of the registrant*
31	Certifications of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *