Form 10-Q
period 2011-06-30
Corridor Ventures II Acquisition Corp.
filed 2011-08-15
CIK 1498398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 000-54084

CORRIDOR VENTURES II ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3183764
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Room 1908, Building A, PINGAN IFC No.3	100027
Xinyuan South Rd. Chaoyang District, Beijing,
P.R.China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): +(86) 10-8591-1129

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]       No [X]

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

Yes [X]       No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]

As of August 15, 2011, there were 2,000,000 shares of company common stock issued and outstanding.

1

CORRIDOR VENTURES II ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements	2

Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	3
Condensed Statements of Operations for the three months ended June 30, 2011 and 2010, and for the period from inception (February 22, 2010) through June 30, 2011 and 2010 (unaudited)	4
Condensed Statements of Cash Flows for the three months ended June 30, 2011and 2010, and for the period from inception (February 22, 2010) through June 30, 2011 and 2010 (unaudited)	5
Notes to Condensed Financial Statements for the three months ended June 30, 2011 and 2010, and for the period from inception (February 22, 2010) through June 30, 2011 and 2010 (unaudited)	6-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Removed and Reserved	12

Item 5. Other Information	12

Item 6. Exhibits	13

SIGNATURES	14

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

Item 1. Financial Statements

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
ASSETS	(Unaudited)
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to stockholder	$-	$2,837

Total Current Liabilities	-	2,837

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding June 30, 2011 and March 31, 2011	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 2,000,000 issued and outstanding June 30, 2011 and March 31, 2011	2,000	2,000
Additional paid-in Capital	6,107	-
Deficit accumulated during development stage	(8,107)	(4,837)

Total Stockholders’ Deficit	-	(2,837)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

			February 22,
	For The	For The	2010
	Three Months	Three Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Revenues
Revenues	$-	$-	$-
Total revenues	-	-	-
General & Administrative Expenses
Organization and related expenses	3,270	-	8,107
Total General & Administrative Expenses	3,270	-	8,107

Net Loss	$(3,270)	$-	$(8,107)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

			February 22,
			2010
	For The Three	For The Three	(inception)
	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(3,270)	$-	$(8,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Services for stock-related party	-	-	1,000
Changes in Assets and Liabilities:
Increase in accrued expense	-	-	-
Net cash used in operating activities	(3,270)	-	(7,107)
Cash flows from financing activities
Advance from stockholder	3,270	-	7,107
Net cash flows provided by financing activities	3,270	-	7,107
Net increase (decrease) in cash	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-
Non cash Investing and Financing Activities:
Common stock issued to founder for services rendered	$-	$-	$1,000
Stock subscription received through reduction of amount due to a stockholder	$-	$-	$1,000
Waiver of loan by stockholder	$6,107	$-	$6,107

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH JUNE 30, 2011 AND 2010

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of the Corridor Ventures II Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2011.

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

On March 14, 2011, Corridor Ventures II Acquisition Corp. (the “Company”) entered into and closed a securities purchase agreement (the "Purchase Agreement") between the Company, Corridor Ventures, LLC ("Seller") and Asia Junwei Finance Capital Group Company Limited (“Buyer”), pursuant to which, the Seller sold an aggregate of 1,950,000 shares of the Company’s common stock par value, $0.001, to the Buyer for an aggregate purchase price of $10,000.

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

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH JUNE 30, 2011 AND 2010

Note 3 - Summary of Significant Accounting Policies - continued

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

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15 “Start-Up Costs”.

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260 “Earnings Per Share”. At June 30, 2011 and March 31, 2011, the Company did not have any stock equivalents.

Note 4 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 5 - Going Concern

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

CORRIDOR VENTURES II ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH JUNE 30, 2011 AND 2010

Note 6 - Income Taxes

For the period ended June 30, 2011 and March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $8,107 at June 30, 2011, and will expire in the year 2031. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30,	March 31,
Deferred tax asset attributable to:	2011	2011
Net operating loss carryover	$2,756	$1,644
Valuation allowance	(2,756)	(1,644)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not expected, as such, a full valuation allowance against the net operating loss carry-forward has been provided as of June 30, 2011 and March 31, 2011.

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through June 30, 2011 by the Company.

For the period ended June 30, 2011, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of June 30, 2011, the Company did not accrue any interest and penalties.

Note 7 - Stockholders’ Deficit

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

On March 14, 2011, the Company’s previous President, Secretary and Treasurer resigned from his positions and remains a minority stockholder of the Company.

Note 8 - Amount due to a Stockholder

Amount due to a stockholder represents expenses necessary to operate, including expenses necessary to file reports with the SEC and seek out an acquisition target. The amounts are unsecured and non interest bearing.

The amount due to a stockholder at June 30, 2011 was waived by the previous stockholder and was credited to additional paid-in capital to reflect as a capital contribution.

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

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15 “Start-Up Costs”.

Income Taxes

The Company has adopted the provisions of FASB ASC 740 “Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Yang Lin, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Mr. Lin, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit
31*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101#	Interactive data files pursuant to Rule 405 of Regulation S-T

_________________
* Filed herewith
# Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011

CORRIDOR VENTURES II ACQUISITION CORP.

By: /s/Yang Lin
       Yang Lin
       Chief Executive Officer, Chief Financial Officer and Director
       (Principal Executive Officer and Principal Accounting Officer)